Form 10-Q
period 1996-09-30
UACSC 1996-C AUTO TRUST
filed 1996-11-13
CIK 1020752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ____to____

                        Commission File No. 333-06929-01

                             UACSC 1996-C Auto Trust
               (Issuer with Respect to Registered Securitization)

                         UAC Securitization Corporation
             (Exact name of registrant as specified in its charter)

                  New York                                     35-1937340
         State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization                    Identification Number)
                                                            UAC Securitization
                                                               Corporation

250 Shadeland Avenue, Suite 210A
Indianapolis, Indiana                                           46219
(address of principal                                         (zip code)
executive offices)
UAC Securitization Corporation

Registrant's telephone number including area code             (317) 231-6466
                                                              --------------

Securities registered pursuant to Section 12 (b) of the Act:       None
                                                                   ----

Securities registered pursuant to Section 12 (g) of the Act:       None
                                                                   ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1937 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                         No


                    DOCUMENTS INCORPORATED BY REFERENCE:    None

                                     PART I


Item 1.  Financial Statements

     This Report on Form 10-Q is being filed in respect of UACSC 1996-C Auto Trust as issuer of securities registered in Registration Statement No. 333-06929 on Form S-3 under the Securities Act of 1933, as amended(declared effective on July 18, 1996). Because UACSC 1996-C Auto Trust has simply issued Certificates representing fractional undivided interests in the Trust's assets consisting of a specific portfolio of retail installment sale contracts in new and used
automobiles  and  light  trucks,   and  because  Registrant  UAC  Securitization
Corporation is not a Guarantor of any of the payments due from the Trust to Certificateholders that are required to be made monthly, there is included in response to this item only the regular monthly report form which the Trustee is required to include with each monthly distribution of trust assets to Certificateholders setting forth for the prior calendar month, and cumulatively, all of the relevant financial information required by Certificateholders.

     Accordingly, the UACSC 1996-C AUTO TRUST MONTHLY SERVICER'S CERTIFICATE REPORT for the months ending August 31, 1996, and September 30, 1996, are included herewith, as exhibits 99-1 and 99-2, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Trust conducts no business other than receiving payments on the receivables and making payments to Certificateholders and to Union Acceptance Corporation as Servicer as the Registrant with respect to their interests in the Trust assets. The traditional form of income statement and balance sheet and comparative presentation for prior periods would add no relevant information to that supplied in the required monthly reports and would not be material.

         Because of the narrowly proscribed and limited activities of the Trust, the information called for by Item 303 of Regulation S-K would not add relevant information to that provided in the Monthly Service's Certificate Reports attached hereto in response to Item 1.

                                    PART II.


Item 6.           Exhibits and Reports on Form 8-K.

         There are no reports on Form 8-K to be included for this reporting period. The following exhibits are included in this form 10-Q:

                  Exhibit  99-1   Servicer's Certificate Report of
                                  August 31, 1996

                  Exhibit  99-2   Servicer's   Certifcate   Report  of
                                  September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                                   UACSC 1996-C AUTO TRUST
                                             By:   Union Acceptance
                                                   Corporation, in its
                                                      capacity as Servicer

                                             By:   /s/Rick A. Brown
                                                   Rick A. Brown
                                                      Chief Financial Officer









Date:             November 8, 1996