Form 10-Q
period 1996-12-31
UACSC 1996-C AUTO TRUST
filed 1997-02-14
CIK 1020752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ____to____

                        Commission File No. 333-06929-02

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

                                     PART I


Item 1.  Financial Statements

         This Report on Form 10-Q is being filed in respect of UACSC 1996-C Auto Trust as issuer of securities registered in Registration Statement No. 333-06929-01 on Form S-3 under the Securities Act of 1933, as amended(declared effective on July 18, 1996). Because UACSC 1996-C Auto Trust has simply issued Certificates representing fractional undivided interests in the Trust's assets consisting of a specific portfolio of retail installment sale contracts in new and used automobiles and light trucks, and because Registrant UAC Securitization Corporation is not a Guarantor of any of the payments due from the Trust to Certificateholders that are required to be made monthly, there is included in response to this item only the regular monthly report form which the Trustee is required to include with each monthly distribution of trust assets to Certificateholders setting forth for the prior calendar month, and cumulatively, all of the relevant financial information required by Certificateholders.

         Accordingly, the UACSC 1996-C AUTO TRUST MONTHLY SERVICER'S CERTIFICATE REPORT for the months ending October 31, 1996, November 30, 1996, and December 31, 1996, are included herewith, as exhibits 99-1, 99-2, and 99-3, respectively.

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

                                    PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         There are no reports on Form 8-K to be included for this reporting period. The following exhibits are included in this form 10-Q:

          Exhibit 99-1 Servicer's Certificate Report of October 31, 1996
          Exhibit 99-2 Servicer's Certificate Report of November 30, 1996
          Exhibit 99-3 Servicer's Certificate Report of December 31, 1996

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

                                UACSC 1996-C AUTO TRUST

                                 By:        Union Acceptance Corporation, in its
                                                   capacity as Servicer

                                     By:     /s/Rick A. Brown
                                             -----------------------------------
                                                   Rick A. Brown
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer









Date: February 12, 1997