Form 10-Q
period 1997-03-31
UACSC 1996-C AUTO TRUST
filed 1997-05-15
CIK 1020752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

Securities registered pursuant to Section 12 (g) of the Act:       None

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

                                     PART I


Item 1.  Financial Statements

     This Report on Form 10-Q is being filed in respect of UACSC 1996-C Auto Trust as issuer of securities registered in Registration Statement No. 333-06929-02 on Form S-3 under the Securities Act of 1933, as amended (declared effective on July 18, 1996). Because UACSC 1996-C Auto Trust has simply issued Certificates representing fractional undivided interests in the Trust's assets consisting of a specific portfolio of retail installment sale contracts in new and used automobiles and light trucks, and because Registrant UAC Securitization Corporation is not a Guarantor of any of the payments due from the Trust to Certificateholders that are required to be made monthly, there is included in response to this item only the regular monthly report form which the Trustee is required to include with each monthly distribution of trust assets to Certificateholders setting forth for the prior calendar month, and cumulatively, all of the relevant financial information required by Certificateholders.

     Accordingly, the UACSC 1996-C AUTO TRUST MONTHLY SERVICER'S CERTIFICATE REPORT for the months ending January 31, 1997, February 28, 1997, and March 31, 1997, are included herewith, as exhibits 99-1, 99-2, and 99-3, respectively.

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

                                    PART II.

Item 6. Exhibits and Reports on Form 8-K.

     There are no reports on Form 8-K to be included for this reporting period. The following exhibits are included in this form 10-Q:

      Exhibit 99-1 Servicer's Certificate Report of January 31, 1997 Exhibit 99-2 Servicer's Certificate Report of February 28, 1997 Exhibit 99-3 Servicer's Certificate Report of March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                       UACSC 1996-C AUTO TRUST

                              By:        Union Acceptance Corporation, in its
                                                capacity as Servicer

                                       By:      /s/Rick A. Brown
                                                --------------------------------
                                                Rick A. Brown
                                                Vice President, Treasurer
                                                and Chief Financial Officer









Date:             May 13, 1997

                                                                    Exhibit 99-1
                                                                      UACSC 96-C
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 1/31/97

PRINCIPAL BALANCE RECONCILIATION                 D O L L A R S                                                             NUMBERS
                                                   CLASS A-1         CLASS A-2       CLASS A-3          TOTAL CLASS A's
                                                  --------------     -------------   -------------      ----------------    ------
Original Principal Balance                        188,000,000.00     97,000,000.00   25,999,057.10        310,999,057.10    24,044
Beginning Period Principal Balance                145,250,381.57     97,000,000.00   25,999,057.10        268,249,438.67    21,647
Principal Collections - Scheduled Payments          3,491,039.90              0.00            0.00          3,491,039.90
Principal Collections - Payoffs                     2,634,567.70              0.00            0.00          2,634,567.70       299
Principal Withdrawal from Payahead                     16,611.09              0.00            0.00             16,611.09
Gross Principal Charge Offs                         1,090,875.20              0.00            0.00          1,090,875.20        81
Repurchases                                            78,241.16              0.00            0.00             78,241.16        13
                                                  --------------     -------------   -------------        --------------    ------
Ending Balance                                    137,939,046.52     97,000,000.00   25,999,057.10        260,938,103.62    21,254
                                                  ==============     =============   =============        ==============    ======

Certificate Factor                                     0.7337183         1.0000000       1.0000000             0.8390318
Pass Through Rate                                          6.190%            6.510%          6.630%                6.327%

CASH FLOW RECONCILIATION
Principal Wired                                                                                             6,158,608.95
Interest Wired                                                                                              2,706,029.29
Withdrawal from Payahead Account                                                                               28,218.81
Repurchases (Principal and Interest)                                                                           79,492.31
Charge Off Recoveries                                                                                         315,498.44
Interest Advances                                                                                              71,726.83
Certificate Account Interest Earned                                                                            26,325.25
Spread Account Withdrawal                                                                                           0.00
Class A Surety Bond Draw for Class I Interest                                                                       0.00
Class A Surety Bond Draw for
   Class A Principal or Interest                                                                                    0.00
Total Cash Flow                                                                                             9,385,899.88
                                                                                                            ============
TRUSTEE DISTRIBUTION  (2/10/97)

Total Cash Flow                                                                                             9,385,899.88
Unrecovered Advances on Defaulted Receivables                                                                  33,901.09
Servicing Fee (Due and Unpaid)                                                                                      0.00
Interest to Class A-1 Certificateholders                                                                      749,249.88
Interest to Class A-2 Certificateholders                                                                      526,225.00
Interest to Class A-3 Certificateholders                                                                      143,644.79
Interest to Class I Certificateholders                                                                        486,523.92
Principal to Class A-1 Certificateholders                                                                   7,311,335.05
Principal to Class A-2 Certificateholders                                                                           0.00
Principal to Class A-3 Certificateholders                                                                           0.00
Surety Bond Premium                                                                                            33,704.51
Interest Advance Recoveries from Payments                                                                      29,820.42
Unreimbursed draws on Class A's Surety Bond
   for Class I Interest                                                                                             0.00
Unreimbursed draws on Class A's Surety Bond
   for Class A Principal or  Interest                                                                               0.00
Deposit to Payahead                                                                                            46,364.12
Certificate Account Interest to Servicer                                                                       26,325.25
Payahead Account Interest to Servicer                                                                           1,022.17
Excess                                                                                                         (2,216.32)

Net Cash                                                                                                            0.00
                                                                                                            ============
Monthly Servicing Fee and the
   Spread Amount                                                                                            1,515,225.32
                                                                                                            ============
Servicing Fee Retained from
   Interest Collections                                                                                       223,541.20

SPREAD ACCOUNT  RECONCILIATION
Original Balance                                                                                                    0.00
Beginning Balance                                                                                           2,646,079.90
Trustee Distribution of Excess                                                                                 (2,216.32)
Interest Earned                                                                                                11,546.42
Spread Account Draws                                                                                                0.00
Reimbursement for Prior Spread Account Draws                                                                        0.00
Distribution of Funds to Servicer                                                                                   0.00
Ending Balance                                                                                              2,655,410.00
                                                                                                          ==============
Required Balance                                                                                            3,887,488.21

FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION

Original Balance                                                                                           15,549,952.85
Beginning Balance                                                                                          10,766,392.03
Reduction Due to Spread Account                                                                                (9,330.10)
Reduction Due to Principal Reduction                                                                         (365,566.75)
Ending Balance                                                                                             10,391,495.18
                                                                                                          ==============
First Loss Protection Required Amount                                                                      10,391,495.18
First Loss Protection Fee %                                                                                         2.00%
First Loss Protection Fee                                                                                      17,896.46

SURETY BOND  RECONCILIATION

Original Balance                                                                                          310,999,057.10
Beginning Balance                                                                                         267,127,935.43
Draws                                                                                                               0.00
Reimbursement of Prior Draws                                                                                        0.00
Ending Balance                                                                                            267,127,935.43
Adjusted Ending Balance Based
   Upon Required Balance                                                                                  259,742,008.61
Required Balance                                                                                          259,742,008.61

PAYAHEAD RECONCILIATION

Beginning Balance                                                                                             230,283.19
Deposit                                                                                                        46,364.12
Payahead Interest                                                                                               1,022.17
Withdrawal                                                                                                     28,218.81
Ending Balance                                                                                                249,450.67
                                                                                                          ==============

                                                                    Exhibit 99-2
                                                                      UACSC 96-C
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 2/28/97

PRINCIPAL BALANCE RECONCILIATION                                    D O L L A R S                                           NUMBERS
                                                  CLASS A-1           CLASS A-2         CLASS A-3       TOTAL CLASS A's
Original Principal Balance                      188,000,000.00       97,000,000.00     25,999,057.10     310,999,057.10      24,044
Beginning Period Principal Balance              137,939,046.52       97,000,000.00     25,999,057.10     260,938,103.62      21,254
Principal Collections - Scheduled Payments        3,513,355.91                0.00              0.00       3,513,355.91
Principal Collections - Payoffs                   3,561,262.85                0.00              0.00       3,561,262.85         400
Principal Withdrawal from Payahead                   17,954.79                0.00              0.00          17,954.79
Gross Principal Charge Offs                       1,475,960.84                0.00              0.00       1,475,960.84         102
Repurchases                                          26,386.85                0.00              0.00          26,386.85           7
Ending Balance                                  129,344,125.28       97,000,000.00     25,999,057.10     252,343,182.38      20,745
                                                ==============       =============     =============     ==============      ======
Certificate Factor                                   0.6880007           1.0000000         1.0000000          0.8113953
Pass Through Rate                                        6.190%              6.510%            6.630%             6.327%


CASH FLOW RECONCILIATION

Principal Wired                                                                                            7,129,306.48
Interest Wired                                                                                             2,485,629.59
Withdrawal from Payahead Account                                                                              29,388.78
Repurchases (Principal and Interest)                                                                          26,835.89
Charge Off Recoveries                                                                                        480,316.60
Interest Advances                                                                                             92,182.05
Certificate Account Interest Earned                                                                           22,384.02
Spread Account Withdrawal                                                                                    330,544.30
Class A Surety Bond Draw for Class I Interest                                                                      0.00
Class A Surety Bond Draw for
   Class A Principal or Interest                                                                                   0.00
Total Cash Flow                                                                                           10,596,587.71
                                                                                                          =============

TRUSTEE DISTRIBUTION  (3/10/97)
Total Cash Flow                                                                                           10,596,587.71
Unrecovered Advances on Defaulted Receivables                                                                 42,430.91
Servicing Fee (Due and Unpaid)                                                                                     0.00
Interest to Class A-1 Certificateholders                                                                     711,535.58
Interest to Class A-2 Certificateholders                                                                     526,225.00
Interest to Class A-3 Certificateholders                                                                     143,644.79
Interest to Class I Certificateholders                                                                       469,768.78
Principal to Class A-1 Certificateholders                                                                  8,594,921.24
Principal to Class A-2 Certificateholders                                                                          0.00
Principal to Class A-3 Certificateholders                                                                          0.00
Surety Bond Premium                                                                                           29,440.04
Interest Advance Recoveries from Payments                                                                          0.00
Unreimbursed draws on Class A's Surety Bond
   for Class I Interest                                                                                            0.00
Unreimbursed draws on Class A's Surety Bond
   for Class A Principal or  Interest                                                                              0.00
Deposit to Payahead                                                                                           55,254.43
Certificate Account Interest to Servicer                                                                      22,384.02
Payahead Account Interest to Servicer                                                                            982.92
Excess                                                                                                            (0.00)

Net Cash                                                                                                           0.00
                                                                                                          =============

Monthly Servicing Fee and the Spread Amount                                                                1,327,281.86
                                                                                                          =============

Servicing Fee Retained from Interest Collections                                                             217,448.42


SPREAD ACCOUNT  RECONCILIATION

Original Balance                                                                                                   0.00
Beginning Balance                                                                                          2,655,410.00
Trustee Distribution of Excess                                                                                    (0.00)
Interest Earned                                                                                               11,720.26
Spread Account Draws                                                                                               0.00
Reimbursement for Prior Spread Account Draws                                                                   2,216.32
Distribution of Funds to Servicer                                                                                  0.00
Ending Balance                                                                                             2,669,346.58
                                                                                                          =============
Required Balance                                                                                           3,887,488.21

FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION

Original Balance                                                                                          15,549,952.85
Beginning Balance                                                                                         10,391,495.18
Reduction Due to Spread Account                                                                              (13,936.58)
Reduction Due to Principal Reduction                                                                        (429,746.06)
Ending Balance                                                                                             9,947,812.54
                                                                                                          =============
First Loss Protection Required Amount                                                                      9,947,812.54
First Loss Protection Fee %                                                                                        2.00%
First Loss Protection Fee                                                                                     15,474.38

SURETY BOND  RECONCILIATION

Original Balance                                                                                         310,999,057.10
Beginning Balance                                                                                        259,742,008.61
Draws                                                                                                              0.00
Reimbursement of Prior Draws                                                                                       0.00
Ending Balance                                                                                           259,742,008.61
                                                                                                         ==============
Adjusted Ending Balance Based
   Upon Required Balance                                                                                 251,072,588.58
                                                                                                         ==============
Required Balance                                                                                         251,072,588.58

PAYAHEAD RECONCILIATION

Beginning Balance                                                                                            249,450.67
Deposit                                                                                                       55,254.43
Payahead Interest                                                                                                982.92
Withdrawal                                                                                                    29,388.78
Ending Balance                                                                                               276,299.24

INTEREST ADVANCES                                                                         1/97                27,604.10
                                                                                                         ==============

TO BE RECOVERED                                                                           2/97                36,671.20
                                                                                                         ==============

                                                                    Exhibit 99-3
                                                                      UACSC 96-C
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 3/31/97

PRINCIPAL BALANCE RECONCILIATION                                D O L L A R S                                        NUMBERS
                                                CLASS A-1         CLASS A-2        CLASS A-3      TOTAL CLASS A's
                                             --------------     -------------    -------------    --------------      ------
Original Principal Balance                   188,000,000.00     97,000,000.00    25,999,057.10    310,999,057.10      24,044
Beginning Period Principal Balance           129,344,125.28     97,000,000.00    25,999,057.10    252,343,182.38      20,745
Principal Collections - Scheduled Payments     3,800,857.78              0.00             0.00      3,800,857.78
Principal Collections - Payoffs                3,260,714.30              0.00             0.00      3,260,714.30         399
Principal Withdrawal from Payahead                13,489.57              0.00             0.00         13,489.57
Gross Principal Charge Offs                      942,137.73              0.00             0.00        942,137.73          72
Repurchases                                       57,832.24              0.00             0.00         57,832.24          11
Ending Balance                               121,269,093.66     97,000,000.00    25,999,057.10    244,268,150.76      20,263
                                             ==============     =============    =============    ==============      ======
Certificate Factor                                0.6450484         1.0000000        1.0000000         0.7854305
Pass Through Rate                                     6.190%            6.510%           6.630%            6.327%


CASH FLOW RECONCILIATION
Principal Wired                                                                                     7,124,743.22
Interest Wired                                                                                      2,543,728.25
Withdrawal from Payahead Account                                                                       20,947.99
Repurchases (Principal and Interest)                                                                   60,306.83
Charge Off Recoveries                                                                                 548,172.43
Interest Advances                                                                                      76,367.64
Certificate Account Interest Earned                                                                    28,436.33
Spread Account Withdrawal                                                                                   0.00
Class A Surety Bond Draw for
   Class I Interest                                                                                         0.00
Class A Surety Bond Draw for
   Class A Principal or Interest                                                                            0.00
Total Cash Flow                                                                                    10,402,702.69
                                                                                                   =============

TRUSTEE DISTRIBUTION  (4/09/97)

Total Cash Flow                                                                                    10,402,702.69
Unrecovered Advances on Defaulted Receivables                                                          28,347.41
Servicing Fee (Due and Unpaid)                                                                              0.00
Interest to Class A-1 Certificateholders                                                              667,200.11
Interest to Class A-2 Certificateholders                                                              526,225.00
Interest to Class A-3 Certificateholders                                                              143,644.79
Interest to Class I Certificateholders                                                                450,072.08
Principal to Class A-1 Certificateholders                                                           8,075,031.62
Principal to Class A-2 Certificateholders                                                                   0.00
Principal to Class A-3 Certificateholders                                                                   0.00
Surety Bond Premium                                                                                    31,551.30
Interest Advance Recoveries from Payments                                                             123,724.24
Unreimbursed draws on Class A's Surety Bond
   for Class I Interest                                                                                     0.00
Unreimbursed draws on Class A's Surety Bond
   for Class A Principal or  Interest                                                                       0.00
Deposit to Payahead                                                                                    71,008.89
Certificate Account Interest to Servicer                                                               28,436.33
Payahead Account Interest to Servicer                                                                   1,211.96
Excess                                                                                                256,248.96
Net Cash                                                                                                    0.00
                                                                                                    ============
Monthly Servicing Fee and the Spread Amount                                                         1,423,534.81
                                                                                                    ============

Servicing Fee Retained from Interest Collections                                                      210,285.99

SPREAD ACCOUNT  RECONCILIATION

Original Balance                                                                                            0.00
Beginning Balance                                                                                   2,669,346.58
Trustee Distribution of Excess                                                                        256,248.96
Interest Earned                                                                                        10,827.81
Spread Account Draws                                                                                 (330,544.30)
Reimbursement for Prior Spread Account Draws                                                                0.00
Distribution of Funds to Servicer                                                                           0.00
Ending Balance                                                                                      2,605,879.05
Required Balance                                                                                   12,213,407.54

FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION

Original Balance                                                                                   15,549,952.85
Beginning Balance                                                                                   9,947,812.54
Reduction Due to Spread Account                                                                        63,467.53
Reduction Due to Principal Reduction                                                                 (403,751.58)
Ending Balance                                                                                      9,607,528.49
First Loss Protection Required Amount                                                               9,607,528.49
First Loss Protection Fee %                                                                                 2.00%
First Loss Protection Fee                                                                              16,546.30

SURETY BOND  RECONCILIATION

Original Balance                                                                                  310,999,057.10
Beginning Balance                                                                                 251,072,588.58
Draws                                                                                                       0.00
Reimbursement of Prior Draws                                                                                0.00
Ending Balance                                                                                    251,072,588.58
Adjusted Ending Balance Based Upon Required Balance                                               242,989,830.70
Required Balance                                                                                  242,989,830.70

PAYAHEAD RECONCILIATION

Beginning Balance                                                                                     276,299.24
Deposit                                                                                                71,008.89
Payahead Interest                                                                                       1,211.96
Withdrawal                                                                                             20,947.99
Ending Balance                                                                                        327,572.10
                                                                                                  ==============