Form 10-K/A
period 1997-06-30
UACSC 1996-C AUTO TRUST
filed 1997-10-06
CIK 1020752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - K/A

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

     Item 6 of Part II is amended to add the reference to the inclusion of the Servicer's Certificate Report for the month ending June 30, 1997 and exhibit 99-2 is refiled to correct the ending Balance amount in the Surety Bond Reconciliation section thereof.

                                     PART II

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

          The UAC Securitization Corporation UACSC 1996-C Auto Trust Monthly Servicer's Certificate Reports for the months ending April 30, 1997, May 31, 1997 and June 30, 1997; Consolidated Monthly Servicer's Certificate Report, for the period August 31, 1996 through June 30, 1997; and the December 31, 1996 and 1995 Financial Statements of Capital Markets Assurance Corporation, the surety bond issuer are incorporated herein by reference and attached hereto as Exhibits (Exhibit No. 99-1, 99-2 and 99-3, respectively).

          The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized Servicer of the UACSC 1996-C Auto Trust, for and on behalf of UACSC 1996-C Auto Trust. UACSC 1996-C Auto Trust

     By:  Union Acceptance Corporation, as Servicer



     Date:    October 1, 1997        By: /s/ Rick A. Brown
                                             -------------------------
                                             Rick A. Brown
                                             Vice President

                                  EXHIBIT INDEX


   No.      Description
  -----     -----------
    4       Pooling and Servicing Agreement Respecting
            UACSC 1996-C Auto Trust                          *

            UACSC 1996-C Auto Trust Monthly
            Servicer's Certificate Reports:

   99-1(a)  Month Ended April 30, 1997                      **
   99-1(b)  Month Ended May 31, 1997                        **
   99-1(c)  Month Ended June 30, 1997                       **


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



* Incorporated by Reference to Exhibit 4 to Form 8-K filed August 20, 1996. ** Previously Filed